Form 10-K
period 2005-12-31
GMACM Mortgage Loan Trust 2005-AR2
filed 2006-03-28
CIK 1324303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period to ______ from _______


Commission File Number  333-117232-26

                       GMACM MORTGAGE LOAN TRUST 2005-AR2
                                (Issuing Entity)

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                                  (Depositor)
             (Exact name of registrant as specified in its charter)


         Delaware                                       41-1955181
State or other jurisdiction                          (I.R.S. Employer
incorporation or organization                       Identification No.)


  8400 Normandale Lake Blvd., Suite 250
         Minneapolis, Minnesota                            55437
(Address of Principal Executive Office)                  (Zip Code)

       Registrant's telephone number, including area code : (952) 857-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [X]   No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.      Registrant does not have any voting or non-voting common equity.

Documents Incorporated by Reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The registrant is not aware of any material legal proceeding with respect to the company, the servicer or the trustee, as related to the trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote or consent of holders of the offered certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The Trust does not issue stock. There is currently no established public trading for the Certificates. As of December 31, 2005, the number of holders of all classes of Notes was 22.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a)      Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification

         Exhibit 99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities

         Exhibit 99.2 Report of Management as to Compliance with Minimum Servicing Standards

         Exhibit 99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements

         Exhibit 99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders
(b)      Not Applicable.

(c)      Not Applicable.
                                       -3-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on this 20th day of March, 2006.

        By:  GMAC MORTGAGE CORPORATION, as Servicer

        By:  /s/ Anthony N. Renzi
             -------------------------
       Name: Anthony N. Renzi
      Title: Executive Vice President

       Date: March 20, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description
-------     -----------

31.1        Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities

99.2        Report of Management as to Compliance with Minimum Servicing
            Standards

99.3        Annual Statements of Compliance under the Pooling and Servicing
            Agreements

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders

                                  Exhibit 31.1

                                 CERTIFICATION
                                ---------------

     I, Anthony N. Renzi, certify that:

1. I have reviewed the annual report on Form 10-K for the fiscal year ended December 31, 2005, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Mortgage Loan Trust 2005-AR2.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by that annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based on my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant , after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers, or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, N.A.

 By:    GMAC MORTGAGE CORPORATION

 By:    /s/ Anthony N. Renzi
        ------------------------
 Name:  Anthony N. Renzi
 Title: Executive Vice President
 Date:  March 20, 2006

                                  EXHIBIT 99.1
                Annual Independent Accountants' Servicing Reports
                        Concerning Servicing Activities
                         ------------------------------


                                                PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers Center
                                                300 Madison Avenue
                                                New York NY 10017
                                                Telephone (646) 741 3000
                                                Facsimile (813) 286 6000

                       Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


 /s/ PricewaterhouseCoopers, LLP
 --------------------------------
 PricewaterhouseCooper, LLP

 March 21, 2006

                                  EXHIBIT 99.2
                   Report of Management as to Compliance with
                          Minimum Servicing Standards
                         ------------------------------



GMAC Mortgage
                                                                Exhibit I


                  Management's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standards

March 21, 2006

As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policies in the amounts of $350,000,000 and $100,000,000, respectively.


 /s/ Jim Hillsman
 -------------------
 Jim Hillsman
 Chief Operating Officer
 GMAC Residential Holding Corp

 /s/ Dave Bricker
 -------------------
 Dave Bricker
 Chief Financial Officer
 GMAC Residential Holding Corp

 /s/ Tony Renzi
 -------------------
 Tony Renzi
 Executive Vice President,
 National Servicing Administration
 GMAC Residential Holding Corp

                                  EXHIBIT 99.3
                         Annual Statements of Compliance
                   under the Pooling and Servicing Agreements
                         -------------------------------



February 28, 2006

RESIDENTIAL ASSET MORTGAGE PRODUCTS
DIANE WALLACE
c/o JPMORGAN CHASE BANK
4 New York Plaza - 6th Floor
New York, NY  10004

RE:  Annual Officers Statement of Compliance
     Year Ending 2005
     GMACM Investor Agreement #41268, Deal 2005-AR2

GMAC Mortgage Corporation ("GMACM") hereby certifies to the best of our knowledge and belief, that for the calendar year 2005:

1.   A  review  of the  activities  of the  Seller/Servicer  and of  performance according to the Seller/Servicer contract has been made under such undersigned Officer's supervision.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year.
3.   GMACM is currently an approved FNMA and FHLMC Servicer in good standing.
4. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 5060J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5.   All property inspections have been completed as required.
6.   Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.

Servicer:    GMAC Mortgage Corporation

By:          /s/ Michael Kacergis
             ------------------------
Name:        Michael Kacergis

Title:       Manager
             Enterprise Risk Management
             Enterprise Servicing Group Risk and Compliance

                                  EXHIBIT 99.4
         Aggregate Statement of Principal and Interest Distributions to
                               Certificate Holders
                         -------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                  DISTRIBUTION IN DOLLARS
-----------------------------------------------------------------------------------------------------------------------------------
CUSIP        ORIGINAL PRIN      PAID PRIN          PAID INT        TOTAL PAID    ENDING PRIN BALANCE      CERT POOL FACTOR
-----------------------------------------------------------------------------------------------------------------------------------
36185N6M7      39,241,000.00     56,567.74        15,235.41          71,803.15        39,184,432.26        998.55845315
36185N6N5     279,683,000.00    376,597.81       116,811.14         493,408.95       279,306,402.19        998.65348337
36185N6P0      38,477,000.00     34,121.99        16,603.09          50,725.08        38,442,878.01        999.11318476
36185N6Q8      82,703,000.00    106,991.30        36,565.22         143,556.52        82,596,008.70        998.70631900
36185N6S4       7,794,000.00        144.11         3,510.50           3,654.61         7,793,855.89        999.98151014
36185N6T2       3,669,000.00         67.84         1,652.57           1,720.41         3,668,932.16        999.98150995
36185N6U9       2,292,000.00         42.38         1,032.34           1,074.72         2,291,957.62        999.98150960
36185N6R6DNU               -             -                -                  -                    -      1,000.00000000
36185N6V7       2,062,000.00         38.14           928.75             966.89         2,061,961.86        999.98150339
36185N6W5       1,604,000.00         29.66           722.43             752.09         1,603,970.34        999.98150873
36185N6X5         918,751.00             -            37.74              37.74           918,751.00      1,000.00000000
36185N6X3         918,751.22         15.54           376.06             391.60           918,735.68        999.98308574
36185N2R6                  -             -                -                  -                    -      1,000.00000000
-----------------------------------------------------------------------------------------------------------------------------------